Form 10-K
period 2006-12-31
HSI Asset Loan Obligation Trust 2006-2
filed 2007-03-30
CIK 1381771

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006
                          -----------------------------------------------

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    --------------------

Commission file number  333-131607-09
                     -------------------

                HSI Asset Loan Obligation Trust 2006-2
-------------------------------------------------------------------------
          (Exact name of issuing entity as specified in its charter)


                 HSI Asset Securitization Corporation
-------------------------------------------------------------------------
          (Exact name of depositor as specified in its charter)


                 HSBC Bank USA, National Association
------------------------------------------------------------------------
          (Exact name of sponsor as specified in its charter)


                                                  51-0615300
                                                  51-0615299
       New York                                   51-0615298
------------------------------          ---------------------------------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                   Identification No.)


c/o Citimortgage, Inc
4050 Regent Blvd
Regent - North Building
Irving, TX                                                 75063
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code  (469)-220-0916
                                                  -----------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE.



Securities registered pursuant to section 12(g) of the Act:   NONE.




Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                      Yes                       No   X
                          -------                  -------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                      Yes                       No   X
                          -------                  -------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                   No
                          -------                  -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                           -------
Not Applicable.


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer X
                       ----                   ----                       ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                      Yes                       No   X
                          -------                  -------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

   Not Applicable


                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

   None.


                                    PART I


Item 1. Business.

Not Applicable.


Item 1A. Risk Factors.

Not Applicable.


Item 1B. Unresolved Staff Comments.

Not Applicable.


Item 2. Properties.

Not Applicable.


Item 3. Legal Proceedings.

Not Applicable.


Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not Applicable.


Item 6. Selected Financial Data.

Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Not Applicable.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.


Item 8. Financial Statements and Supplementary Data.

Not Applicable.


Item 9. Changes in and Disagreements With Accountants on Accounting and

Not Applicable.


Item 9A. Controls and Procedures.

Not Applicable.


Item 9A(T). Controls and Procedures.

Not Applicable.


Item 9B. Other Information.

Not Applicable.


                                     PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Not Applicable.


Item 11. Executive Compensation.

Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management and

Not Applicable.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not Applicable.


Item 14. Principal Accounting Fees and Services.

Not Applicable.


              ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB



Item 1112(b) of Regulation AB. Significant Obligor Financial Information

  No single obligor represents more than 10% of the pool assets held by this transaction.


Item 1114(b)(2) of Regulation AB. Credit Enhancement and
Other Support, Except for Certain Derivative Instruments (Information Regarding Significant Enhancement Providers Financial Information).

  No entity or group of affiliated entities provides any external credit enhancement or other support contemplated in Item 1114 of Regulation AB.


Item 1115(b) of Regulation AB.  Certain Derivative Instruments.

  No entity or group of affiliated entities providing derivative instruments contemplated in Item 1115 of Regulation AB is subject to the reporting thresholds specified in Item 1115.


Item 1117 of Regulation AB.  Legal Proceedings.

  Except as may be set forth immediately below, there are no known legal proceedings pending against any party specified in Item 1117 of Regulation AB, or of which any property of the foregoing is subject, or any proceedings known to be contemplated by governmental authorities against any of the foregoing, that are material to security holders.


Item 1119 of Regulation AB. Affiliation and Certain Relationships and Related Transactions.

  Except as may be set forth immediately below and subject to the Instruction to Item 1119, there are no affiliations, relationships or related transactions specified in Item 1119 that are material to security holders. Certain information required by Item 1119 of Regulation AB has been omitted from this report in reliance on the Instruction to Item 1119.


Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

  Except as may be set forth immediately below, all of the reports on assessment of compliance with the servicing criteria for asset-backed securities and their related attestation reports on assessment with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report.

  First American Real Estate Solutions of Texas, L.P., assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with the servicing criterion set forth in Section 229.1122(d)(2)(vii)(B) of the CFR with respect to the Platform. Specifically, the Asserting Party did not prepare reconciliations for all asset-backed securities related bank accounts within 30 calendar days after the bank statement cut-off date or such number of days specified in the transaction agreements.

  1122(d)(3)(i) - Delinquency Reporting.    For certain loans sub-serviced by
  Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

  1122 (d)(4)(vii) - Notification of Intent to Foreclose.    Wells Fargo
  determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.


Item 1123 of Regulation AB.  Servicer Compliance Statement.

  Except as may be set forth immediately below, all of the servicing compliance statements required to be included in this report in accordance with Item 1123 of Regulation AB have been included as an exhibit to this report.

  First American Real Estate Solutions of Texas, L.P. noted the following in its Servicer Compliance Certification. The following describes the nature of and status of a material failure, which has been rectified. During 2006, more than ninety-three (93%) percent of all bank reconciliations were timely completed within thirty (30) days of receipt. The remaining reconciliations were all completed within thirty to sixty (30-60) days of receipt. Management has implemented enhanced controls ensuring that all bank reconciliations are completed within the thirty (30) day time period. By year end 2006, these enhanced controls resulted in continual one hundred (100%) percent compliance.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits
       (4.1) Pooling and Servicing Agreement, dated as of December 1, 2006, among HSI Asset Securitization Corporation, CitiMortgage, Inc., Citibank, N.A., Wells Fargo Bank, N.A., and Deutsche Bank National Trust Company (incorporated by reference to Exhibit 4.1 to the Issuing Entity's Current Report on Form 8-K dated January 16, 2007 and filed with the Securities and Exchange Commission on January 16, 2007).

      (10.1) Mortgage Loan Purchase Agreement dated as of December 1, 2006, between HSI Asset Securitization Corporation, and HSBC Bank USA, National Association (incorporated by reference to Exhibit 99.1 to the Issuing Entity's Current Report on Form 8-K dated January 16, 2007 and filed with the Securities and Exchange Commission on January 16, 2007).

      (10.2) Assignment, Assumption and Recognition Agreement dated as of December 1, 2006, among HSBC Bank, National Association, HSI Asset Securitization Corporation, CitiMortgage, Inc. as master servicer, Deutsche Bank National Trust Company (incorporated by reference to Exhibit 99.2 to the Issuing Entity's Current Report on Form 8-K dated January 16, 2007 and filed with the Securities and Exchange Commission on January 16, 2007).

      (10.3) Assignment, Assumption and Recognition Agreement dated as of December 1, 2006, between HSBC Bank USA, National Association, a National Banking Association, HSI Asset Securitization Corporation, CitiMortgage, Inc., as Master Servicer, and Wachovia Mortgage Corporation, a North Carolina corporation (incorporated by reference to Exhibit 99.3 to the Issuing Entity's Current Report on Form 8-K dated January 16, 2007 and filed with the Securities and Exchange Commission on January 16,
              2007).

      (10.4) Assignment, Assumption and Recognition Agreement dated as of December 1, 2006, among HSBC Bank USA, National Association, HSI Asset Securitization Corporation, Countrywide Home Loans Servicing LP and Countrywide Home Loans, Inc., CitiMortgage, Inc., as master servicer and Deutsche Bank National Trust Company (incorporated by reference to Exhibit 99.4 to the Issuing Entity's Current Report on Form 8-K dated January 16, 2007 and filed with the Securities and Exchange Commission on January 16, 2007).

      (10.5) Assignment, Assumption and Recognition Agreement dated as of December 1, 2006, among HSBC Bank, National Association, HSI Asset Securitization Corporation, Deutsche Bank National Trust Company, American Home Mortgage Corp. and American Home Mortgage Servicing, Inc. (incorporated by reference to Exhibit 99.4 to the Issuing Entity's Current Report on Form 8-K dated January 16, 2007 and filed with the Securities and Exchange Commission on January 16, 2007).

      (10.6) Reconstituted Servicing Agreement dated as of December 1, 2006, by and between HSBC Bank USA, National Association, HSI Asset Securitization Corporation and Wells Fargo Bank, N.A., as servicer, and is acknowledged by CitiMortgage, Inc., as master servicer and, acknowledged by Deutsche Bank National Trust Company (incorporated by reference to Exhibit 99.4 to the Issuing Entity's Current Report on Form 8-K dated January 16, 2007 and filed with the Securities and Exchange Commission on January 16, 2007).

      (10.7) Confirmation relating to the Interest Rate Cap Agreement, dated as of December 28, 2006, to Citibank, N.A. (incorporated by reference to Exhibit 99.4 to the Issuing Entity's Current Report on Form 8-K dated January 16, 2007 and filed with the Securities and Exchange Commission on January 16, 2007).

      (31)  Rule 13a-14(d)/15d-14(d) Certifications.

      (33) Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
            (a) Citibank, N.A., as Securities Administrator
            (b) Citimortgage, Inc., as Master Servicer
            (c) Countrywide Home Loans Servicing LP, as Servicer
            (d) HSBC Mortgage Corp., as Servicer
            (e) Wachovia Mortgage, as Servicer
            (f) Wells Fargo Bank, N.A., as Servicer
            (g) Wells Fargo Bank, N.A., as Custodian
            (h) First American Real Estate Solutions of Texas
            (i) First American Real Estate Solutions of Texas
            (j) ZC Sterling Insurance Agency, Inc.

      (34) Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities.
            (a) Citibank, N.A., as Securities Administrator
            (b) Citimortgage, Inc., as Master Servicer
            (c) Countrywide Home Loans Servicing LP, as Servicer
            (d) HSBC Mortgage Corp., as Servicer
            (e) Wachovia Mortgage, as Servicer
            (f) Wells Fargo Bank, N.A., as Servicer
            (g) Wells Fargo Bank, N.A., as Custodian
            (h) First American Real Estate Solutions of Texas
            (i) First American Real Estate Solutions of Texas
            (j) ZC Sterling Insurance Agency, Inc.

      (35)  Servicer Compliance Statement.
            (a) Citimortgage, Inc., as Master Servicer
            (b) Countrywide Home Loans Servicing LP, as Servicer
            (c) HSBC Mortgage Corp., as Servicer
            (d) Wachovia Mortgage, as Servicer
            (e) Wells Fargo Bank, N.A., as Servicer
            (f) First American Real Estate Solutions of Texas
            (g) First American Real Estate Solutions of Texas

  (b) Not applicable

  (c) Not Applicable.



                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)    HSI Asset Securitization Corporation
            -----------------------------------------------------------------


Signed:  Citimortgage Inc., as Master Servicer

By /s/ Tommy Harris
      -----------------------------------------------------
       Tommy Harris
       Senior Vice President


Date   March 30, 2007
      -----------------------------------------------------



                           SARBANES-OXLEY CERTIFICATION

                      HSI Asset Loan Obligation Trust 2006-2
                         Mortgage Pass-Through Certificates
                                   Series 2006-2


          This Certification is being made pursuant to Section 3.05 and
Section 8.12 of the Pooling and Servicing Agreement dated as of December 1, 2006 (the "Pooling and Servicing Agreement") relating to the above-referenced Series, among HSI Asset Securitization Corporation, as depositor, Wells Fargo Bank, N.A. as custodian, CitiMortgage, Inc., as master servicer, Citibank, N.A., as securities administrator, and Deutsche Bank National Trust Company, as trustee. Capitalized terms used but not defined herein shall have the meanings assigned in the Pooling and Servicing Agreement.

          1. I have reviewed this annual report on Form 10-K, and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of HSI Asset Loan Obligation Trust 2006-2 (the "Exchange Act periodic reports");

          2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

          4. I am responsible for reviewing the activities performed by the master servicer and based on my knowledge and the compliance review conducted in preparing the servicer compliance statement required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the master servicer has fulfilled its obligations under the pooling and servicing agreement, in all material respects; and

          5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

      In giving the certifications above, I have reasonably relied on information provided to me by the following parties: Citibank, N.A., Countrywide Home Loans Servicing LP, Wells Fargo Bank, N.A., Wachovia Mortgage Corporation and HSBC Mortgage Corporation.

                                            CITIMORTGAGE, INC.
                                            as Master Servicer



                                         By: /s/    Tommy Harris
                                            ---------------------------
                                            Name:   Tommy Harris
                                            Title:  Master Servicing Division
                                                    Senior Vice President

                                            Date:  3/30/2007